Form 10-Q
period 2008-12-31
Quality Alliance Group, Inc
filed 2009-05-15
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

\For the transition period from ________ to _________

Commission file number: 000-53544

QUALITY ALLIANCE GROUP, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2718129 (I.R.S. Employer Identification No.)

13406 Sir Britton Court, Chesterfield, Virginia 28832
(Address of principal executive offices)

(804) 608-0208
Issuer’s telephone number

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008 (audited)	F-1
Statements of Operations for the Three Months and Six Months Ended December 31, 2008 and for the Period from May 7, 2008 (date of inception) to December 31, 2008 (unaudited)	F-2
Statement of Stockholder’s Deficit as of December 31, 2008 (unaudited)	F-3
Statements of Cash Flows for the Six Months Ended December 31, 2008 and for the Period from May 7, 2008 (date of inception) to December 31, 2008 (unaudited)	F-4
Notes to Financial Statements	F-5 to F-7

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2008 and June 30, 2008

ASSETS	December 31, 2008 (unaudited)	June 30, 2008 (audited)

Current Assets
Cash and equivalents	$440	$100

TOTAL ASSETS	$440	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$762	$2,529
Notes payable – related party	10,000	6,500
Total current liabilities	10,762	9,029

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(10,422)	(9,029)
Total stockholder’s deficit	(10,322)	(8,929)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$440	$100

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and six months ended December 31, 2008
Period from May 7, 2008 (inception) to December 31, 2008

	Three months ended December 31, 2008	Six months ended December 31, 2008	Period from May 7, 2008 (inception) to December 31, 2008

Revenues:	$-0-	$-0-	$-0-

Expenses:
Professional fees	500	1,000	10,000
Interest expense	178	393	422
Total expenses	678	1,393	10,422

Net Loss	$(678)	$(1,393)	$(10,422)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to December 31, 2008

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	100	-0-	(9,029)	(8,929)

Net loss for the period	-	-	-	(1,393)	(1,393)
Balance, December 31, 2008	1,000,000	$100	$-0-	$(10,422)	$(10,322)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended December 31, 2008
Period from May 7, 2008 (Inception) to December 31, 2008

	Six months ended December 31, 2008	Period from May 7, 2008 (inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,393)	$(10,422)
Change in non-cash working capital items:	-0-	-0-
Increase (decrease) in accrued expenses and interest	(1,767)	762
NET CASH (USED IN) OPERATING ACTIVITIES	(3,160)	(9,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	3,500	10,000
Proceeds from sales of common stock	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,500	10,100

NET INCREASE IN CASH	340	440

CASH, BEGINNING OF PERIOD	100	-0-
CASH, END OF PERIOD	$440	$440

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Quality Alliance Group, Inc. is a development stage company and was incorporated in Nevada on May 7, 2008. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended June 30, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 the Company had $440 of unrestricted cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at December 31, 2008:

Accrued professional fees	$500
Accrued interest- related party	262
Total accrued expenses and interest	$762

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also received an additional $3,500 note payable from the same party during the period ended September 30, 2008.  Both notes are due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $10,400 at December 31, 2008, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$3,536
Valuation allowance	(3,536)
Net deferred tax asset	$-

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 5 – LIQUIDITY AND GOING CONCERN

Quality Alliance Group has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Quality Alliance Group, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on May 7, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  As of the close of the period covered by this report, our registration statement on Form 10 to register our class of common stock under the Securities Exchange Act of 1934, as amended (Exchange Act), that we filed with the Securities and Exchange Commission (SEC) on January 5, 2008 (the "Registration Statement") had not become effective under the Exchange Act.  Since the end of the period covered by this report, the Registration Statement has become effective.  Upon the effective date of the Registration Statement we have commenced the process of identifying and evaluating targets for a Business Combination.  However, we are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

2

Liquidity and Capital Resources.

As of December 31, 2008, the end of the period covered by this report, we had cash on hand of $440.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

3

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY ALLIANCE GROUP, INC.

Date: May 14, 2009	By:	/s/ Adam S. Wimmer
Adam S. Wimmer, President

5