Form 10-Q
period 2009-03-31
Quality Alliance Group, Inc
filed 2009-05-15
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-53544

QUALITY ALLIANCE GROUP, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-2718129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13406 Sir Britton Court, Chesterfield, Virginia 28832
(Address of principal executive offices)

(804) 608-0208
Issuer’s telephone number

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                  ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of March 31, 2009 (unaudited) andJune 30, 2008 (audited)	F-1

Statements of Operations for the Three Months and Nine Months Ended March 31, 2009 and for the Period from May 7, 2008 (date of inception) to March 31, 2009 (unaudited)	F-2

Statement of Stockholder’s Deficit as of March 31, 2009 (unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended March 31, 2009 and for the Period from May 7, 2008 (date of inception) to March 31, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and June 30, 2008

	March 31, 2009 (unaudited)	June 30, 2008 (audited)

ASSETS

Current Assets
Cash and equivalents	$440	$100

TOTAL ASSETS	$440	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$1,460	$2,529
Notes payable – related party	10,976	6,500
Total current liabilities	12,436	9,029

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(12,096)	(9,029)
Total stockholder’s deficit	(11,996)	(8,929)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$440	$100

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and nine months ended March 31, 2009
Period from May 7, 2008 (inception) to March 31, 2009

	Three months ended March 31, 2009	Nine months ended March 31, 2009	Period from May 7, 2008 (inception) to March 31, 2009

Revenues:	$-0-	$-0-	$-0-

Expenses:
Professional fees	1,458	2,458	11,458
Interest expense	216	609	638
Total expenses	1,674	3,067	12,096

Net Loss	$(1,674)	$(3,067)	$(12,096)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	100	-0-	(9,029)	(8,929)

Net loss for the period	-	-	-	(3,067)	(3,067)
Balance, March 31, 2009	1,000,000	$100	$-0-	$(12,096)	$(11,996)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended March 31, 2009
Period from May 7, 2008 (Inception) to March 31, 2009

	Nine months ended March 31, 2009	Period from May 7, 2008 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,067)	$(12,096)
Change in non-cash working capital items:	-0-	-0-
Increase (decrease) in accrued expenses and interest	(1,069)	1,460
NET CASH (USED IN) OPERATING ACTIVITIES	(4,136)	(10,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,476	10,976
Proceeds from sales of common stock	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,476	11,076

NET INCREASE IN CASH	340	440

CASH, BEGINNING OF PERIOD	100	-0-
CASH, END OF PERIOD	$440	$440

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 the Company had $440 of unrestricted cash.

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
March 31, 2009

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at March 31, 2009:

Accrued professional fees	$1,000
Accrued interest- related party	460
Total accrued expenses and interest	$1,460

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also received an additional $3,500 note payable from the same party during the period ended September 30, 2008 and an additional $976 during the quarter ended march 31, 2009.  All notes are due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,100 at March 31, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,114
Valuation allowance	(4,114)
Net deferred tax asset	$-

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Quality Alliance Group, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on May 7, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $440.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the period ended March 31, 2009 of $3,067 and a net loss since inception of $12,096.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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