Form 10-Q
period 2009-09-30
Quality Alliance Group, Inc
filed 2009-11-16
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

(804) 608-0208
Issuer’s telephone number

________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 16, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2008 (audited)	F-1
Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and for the Period from May 7, 2008 (date of inception) to September 30, 2009 (unaudited)	F-2
Statement of Stockholder’s Deficit as of September 30, 2009 (unaudited)	F-3
Statements of Cash Flows for the three months Ended September 30, 2009 and 2008 and for the period from May 7, 2008 (date of inception) to September 30, 2009 (unaudited)	F-4
Notes to Financial Statements	F-5

QUALITY ALLIANCE GROUP, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

QUALITY ALLIANCE GROUP, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2009

Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009 (audited)	F-1

Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for the Period from May 7, 2008 (date of inception) to September 30, 2009	F-2

Statement of Stockholder’s Deficit as of September 30, 2009	F-3

Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 and for the Period from May 7, 2008 (date of inception) to September 30, 2009	F-4

Notes to Financial Statements	F-5 to F-7

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and June 30, 2009

ASSETS	September 30, 2009	June 30, 2009
	(unaudited)	(audited)
Current Assets
Cash and equivalents	$265	$265

TOTAL ASSETS	$265	$265

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$4,131	$3,362
Notes payable – related party	13,439	13,439
Total current liabilities	17,570	16,801

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(17,405)	(16,636)
Total stockholder’s deficit	(17,305)	(16,536)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$265	$265

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended September 30, 2009 and 2008
Period from May 7, 2008 (inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period from May 7, 2008 (inception) to September 30, 2009

Revenues:	$-0-	$-0-	$-0-

Expenses:
Professional fees	500	500	16,255
Interest expense	269	215	1,150
Total expenses	769	715	17,405

Net Loss	$(769)	$(715)	$(17,405)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to September 30, 2009
	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	$100	$-0-	$(9,029)	$(8,929)

Net loss for the period	-	-	-	(7,607)	(7,607)
Balance, June 30, 2009	1,000,000	$100	$-0-	$(16,636)	$(16,536)

Net loss for the period	-	-	-	(769)	(769)
Balance, September 30, 2009	1,000,000	$100	$-0-	$(17,405)	$(17,305)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended September 30, 2009 and 2008
Period from May 7, 2008 (Inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period from May 7, 2008 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(769)	$(715)	$(17,405)
Change in non-cash working capital items:	-0-	-0-	-0-
Increase (decrease) in accrued expenses and interest	769	(1,785)	4,131
NET CASH (USED IN) OPERATING ACTIVITIES	-0-	(2,500)	(13,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-0-	3,500	13,439
Proceeds from sales of common stock	-0-	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	3,500	13,539

NET INCREASE IN CASH	-0-	1,000	265

CASH, BEGINNING OF PERIOD	265	100	-0-
CASH, END OF PERIOD	$265	$1,100	$265

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Quality Alliance Group, Inc. is a development stage company and was incorporated in Nevada on May 7, 2008. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company

The accompanying financial statements have been prepared in accordance with accounting principles related to development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and June 30, 2009 the Company had $265 of unrestricted cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and a note payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
September 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Accrued professional fees	$3,000	$2,500
Accrued interest- related party	1,131	862
Total accrued expenses and interest	$4,131	$3,362

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also signed an additional $3,500 note payable on June 18, 2008 and received the funds on July 15, 2008.  Additionally, the Company was loaned funds during the year ended June 30, 2009 totaling $3,439.  All notes are due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.  The total note payable at September 30, 2009 to Ray Cene Investments, LLC is $13,439.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17,400 at September 30, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$5,916
Valuation allowance	(5,916)
Net deferred tax asset	$-

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Quality Alliance Group, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on May 7, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At September 30, 2009, we had cash on hand of $265.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2009 of $769 and a net loss since inception of $17,405.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY ALLIANCE GROUP, INC.

Dated: November 16, 2009	By:	/s/ Adam Wimmer
Name: Adam Wimmer
Title: President, Principal Executive Officer and Principal Financial Officer