Form 10-Q
period 2009-12-31
Quality Alliance Group, Inc
filed 2010-02-16
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 15, 2010, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2008 (audited)	F-1
Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period May 7, 2008 (inception) to December 31, 2009 (unaudited)	F-2
Statement of Stockholder’s Deficit as of December 31, 2009 (unaudited)	F-3
Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from May 7, 2008 (inception) to December 31, 2009 (unaudited)	F-4
Notes to Financial Statements	F-5

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2009 and June 30, 2009

	December 31, 2009 (unaudited)	June 30, 2009 (audited)
ASSETS

Current Assets
Cash and equivalents	$5	$265

TOTAL ASSETS	$5	$265

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$5,082	$3,362
Notes payable – related party	18,181	13,439
Total current liabilities	23,263	16,801

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(23,358)	(16,636)
Total stockholder’s deficit	(23,258)	(16,536)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$5	$265

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and six months ended December 31, 2009 and 2008
Period from May 7, 2008 (inception) to December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	Period from May 7, 2008 (inception) to December 31, 2009

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Professional fees	5,741	500	6,241	1,000	21,996
Interest expense	212	178	481	393	1,362
Total expenses	5,953	678	6,722	1,393	23,358

Net Loss	$(5,953)	$(678)	$(6,722)	$(1,393)	$(23,358)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to December 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	100	-0-	(9,029)	(8,929)

Net loss for the period	-	-	-	(7,607)	(7,607)
Balance, June 30, 2009	1,000,000	100	-0-	(16,636)	(16,536)

Net loss for the period	-	-	-	(6,722)	(6,722)
Balance, December 31, 2009	1,000,000	$100	$-0-	$(23,358)	$(23,258)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended December 31, 2009 and 2008
Period from May 7, 2008 (Inception) to December 31, 2009

	Six months ended December 31, 2009	Six months ended December 31, 2008	Period from May 7, 2008 (inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,722)	$(1,393)	$(23,358)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	1,720	(1,767)	5,082
NET CASH (USED IN) OPERATING ACTIVITIES	(5,002)	(3,160)	(18,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,742	3,500	18,181
Proceeds from sales of common stock	-0-	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,742	3,500	18,281

NET INCREASE (DECREASE) IN CASH	(260)	340	5

CASH, BEGINNING OF PERIOD	265	100	-0-
CASH, END OF PERIOD	$5	$440	$5

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended June 30, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented and for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2009 and June 30, 2009, respectively, the Company had $5 and $265 of unrestricted cash.

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

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at December 31, 2009 and June 30, 2009:
	December 31, 2009	June 30, 2009
Accrued professional fees	$3,739	$2,500
Accrued interest- related party	1,343	862
Total accrued expenses and interest	$5,082	$3,362

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also received additional loans of $3,500 note payable from the same party during the period ended September 30, 2008, $3,439 during the period ended June 30, 2009, and $4,742 during the period ended December 31, 2009.  All notes are unsecured, due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $23,400 at December 31, 2009, and will expire beginning in the year 2028.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$7,956
Valuation allowance	(7,956)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through the dates these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Quality Alliance Group, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on May 7, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of entering into a transaction such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	cause a change in likely result in the resignation or removal of our officers and directors as of the date of the transaction.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At December 31, 2009, we had a de minimus amount of cash on hand.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of targets for a Business Combination.

To date, we have funded our operations through loans from our stockholder and, as of December 31, 2009, we had borrowed an aggregate of $18,181 from it, including $4,742 during the three months then ended.  Our stockholder has advised us that it expects to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which expresses doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and six month periods ended December 31, 2009 of $5,953 and $6,722, respectively, and a net loss since inception of $23,358.  The Company has used cash from operations of $18,276 since its inception, and has a negative working capital of $23,258 at December 31, 2009.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

QUALITY ALLIANCE GROUP, INC.
Dated: February 15, 2010	By:	/s/ Adam Wimmer
	Name:	Adam Wimmer
	Title:	President, Principal Executive Officer and Principal Financial Officer