Form 10-Q
period 2010-03-31
Quality Alliance Group, Inc
filed 2010-05-14
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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
☐ Yes  ☒ No

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 12, 2010, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	F-1
Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and for the period May 7, 2008 (inception) to March 31, 2010 (unaudited)	F-2
Statement of Stockholder’s Deficit as of March 31, 2010 (unaudited)	F-3
Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and for the period from May 7, 2008 (inception) to March 31, 2010 (unaudited)	F-4
Notes to Financial Statements	F-5

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2010 and June 30, 2009

ASSETS	March 31, 2010 (unaudited)	June 30, 2009 (audited)

Current Assets
Cash and equivalents	$5	$265

TOTAL ASSETS	$5	$265

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$5,860	$3,362
Notes payable – related party	19,720	13,439
Total current liabilities	25,580	16,801

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(25,675)	(16,636)
Total stockholder’s deficit	(25,575)	(16,536)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$5	$265

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and nine months ended March 31, 2010 and 2009
Period from May 7, 2008 (inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009	Period from May 7, 2008 (inception) to March 31, 2010

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Professional fees	1,539	1,458	7,780	2,458	23,535
Interest expense	778	216	1,259	609	2,140
Total expenses	2,317	1,674	9,039	3,067	25,675

Net Loss	$(2,317)	$(1,674)	$(9,039)	$(3,067)	$(25,675)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to March 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	100	-0-	(9,029)	(8,929)

Net loss for the period	-	-	-	(7,607)	(7,607)
Balance, June 30, 2009	1,000,000	100	-0-	(16,636)	(16,536)

Net loss for the period	-	-	-	(9,039)	(9,039)
Balance, March 31, 2010	1,000,000	$100	$-0-	$(25,675)	$(25,575)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009
Period from May 7, 2008 (Inception) to March 31, 2010

	Nine months ended March 31, 2010	Nine months ended March 31, 2009	Period from May 7, 2008 (inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,039)	$(3,067)	$(25,675)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	2,498	(1,069)	5,860
NET CASH (USED IN) OPERATING ACTIVITIES	(6,541)	(4,136)	(19,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	6,281	4,476	19,720
Proceeds from sales of common stock	-0-	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,281	4,476	19,820

NET INCREASE (DECREASE) IN CASH	(260)	340	5

CASH, BEGINNING OF PERIOD	265	100	-0-
CASH, END OF PERIOD	$5	$440	$5

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Quality Alliance Group, Inc. (the “Company”) is a development stage company and was incorporated in Nevada on May 7, 2008. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2010 and June 30, 2009, respectively, the Company had $5 and $265 of unrestricted cash.

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
March 31, 2010

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at March 31, 2010 and June 30, 2009:
	March 31, 2010	June 30, 2009
Accrued professional fees	$3,739	$2,500
Accrued interest- related party	2,121	862
Total accrued expenses and interest	$5,860	$3,362

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also received additional loans of $3,500 note payable from the same party during the period ended September 30, 2008, $3,439 during the period ended June 30, 2009, and $6,281 during the period ended March 31, 2010.  All notes are unsecured, due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,675 at March 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,730
Valuation allowance	(8,730)
Net deferred tax asset	$-

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the dates these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Any entity with which we enter into a Business Combination will be subject to risks attendant to its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the date of the transaction; and

•	cause a change in a change in control in our Company and likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  Our cash reserves will not be sufficient to cover our operating costs and expenses during the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholder and, as of March 31, 2010, we had borrowed an aggregate of $19,720 from it, including $6,281 during the nine months then ended.  Our stockholder has advised us that it expects to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and nine month periods ended March 31, 2010 of $2,317 and $9,039, respectively, and a net loss since inception of $25,675.  The Company has used cash from operations of $19,815 since its inception, consisting primarily of professional fees, and has a negative working capital of $25,575 at March 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

QUALITY ALLIANCE GROUP, INC.
Dated: May 12, 2010	By:	/s/ Adam Wimmer
	Name:	Adam Wimmer
	Title:	President, Principal Executive Officer and Principal Financial Officer