Form 10-Q
period 2010-12-31
Quality Alliance Group, Inc
filed 2011-02-22
CIK 1441066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 22, 2011, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	F-1

Statements of Operations for the three and six months ended December 31, 2010 and 2009 and for the period from May 7, 2008 (date of inception) to December 31, 2010	F-2

Statement of Stockholder’s Deficit as of December 31, 2010	F-3

Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and for the period from May 7, 2008 (date of inception) to December 31, 2010	F-4

Notes to Financial Statements	F-5

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2010 and June 30, 2010

	December 31, 2010 (unaudited)	June 30, 2010 (derived from audited)

ASSETS

Current Assets
Cash and equivalents	$5	$5

TOTAL ASSETS	$5	$5

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$4,214	$4,767
Notes payable – related party	24,677	22,177
Total current liabilities	28,891	26,944

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(28,986)	(27,039)
Total stockholder’s deficit	(28,886)	(26,939

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$5	$5

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and six months ended December 31, 2010 and 2009
Period from May 7, 2008 (inception) to December 31, 2010

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended September 30, 2009	Period from May 7, 2008 (inception) to December 31, 2010

Revenues:	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Professional fees	500	5,741	1,000	6,241	25,753
Interest expense	496	212	947	481	3,233
Total expenses	996	5,953	1,947	6,722	28,986

Net Loss	$(996)	$(5,953)	$(1,947)	$(6,722)	$(28,986)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from May 7, 2008 (Inception) to December 31, 2010

	Common stock		Additional	Deficit accumulated during the development
	Shares	Amount	paid-in capital	stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,029)	(9,029)
Balance, June 30, 2008	1,000,000	100	-0-	(9,029)	(8,929)

Net loss for the period	-	-	-	(7,607)	(7,607)
Balance, June 30, 2009	1,000,000	100	-0-	(16,636)	(16,536)

Net loss for the period	-	-	-	(10,403)	(10,403)
Balance, June 30, 2010	1,000,000	100	-0-	(27,039)	(26,939)

Net loss for the period	-	-	-	(1,947)	(1,947)
Balance, December 31, 2010	1,000,000	$100	$-0-	$(28,986)	$(28,886)

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended December 31, 2010 and 2009
Period from May 7, 2008 (Inception) to December 31, 2010

	Six months ended December 31, 2010	Six months ended December 31, 2009	Period from May 7, 2008 (inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,947)	$(6,722)	$(28,986)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(553)	1,720	4,214
NET CASH (USED IN) OPERATING ACTIVITIES	(2,500)	(5,002)	(24,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,500	4,742	24,677
Proceeds from sales of common stock	-0-	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,500	4,742	24,777

NET INCREASE IN CASH	-0-	(260)	5

CASH, BEGINNING OF PERIOD	5	265	-0-
CASH, END OF PERIOD	$5	$5	$5

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010 and June 30, 2010 the Company had $5 and $265 of unrestricted cash.

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at December 31, 2010 and June 30, 2010:
	December 31, 2010	June 30, 2010
Accrued professional fees	$1,000	$2,500
Accrued interest- related party	3,214	2,267
Total accrued expenses and interest	$4,214	$4,767

The accrued interest – related party is owed to Ray Cene Investments, LLC.  See Note 3.

QUALITY ALLIANCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – NOTE PAYABLE

The Company received a $6,500 note payable from Ray Cene Investments, LLC on June 11, 2008.  The Company also signed an additional $3,500 note payable on June 18, 2008 and received the funds on July 15, 2008.  The Company was also loaned funds during the year ended June 30, 2009 totaling $3,439.  During the year ended June 30, 2010, the Company received additional loans to fund operations in the amounts of $4,742, $2,457, and $1,539.  Additionally, the Company received a loan of $2,500 during the quarter ended December 31, 2010.  All notes are due on demand and bear 8% interest.  Ray Cene Investments, LLC is the owner of 100% of the outstanding common stock of the Company.  The total note payable at December 31, 2010 to Ray Cene Investments, LLC is $24,677.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $29,000 at December 31, 2010, and will expire beginning in the year 2028.  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,860
Valuation allowance	(9,860)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 through January 24, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Quality Alliance Group, Inc. (“we,” “us”, the “Company” or like terms) was incorporated in the State of Nevada on May 7, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business (“Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Liquidity and Capital Resources.

At December 31, 2010, we had a de minimus amount of cash on hand.  Our cash reserves will not be sufficient to cover our operating costs and expenses during the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with a Business Combination.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $12,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholder and, as of December 31, 2010, we had borrowed an aggregate of $24,677 from it, including $2,500 during the six months then ended.  We require cash to continue operations and our stockholder has advised orally us that it presently expects to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.  If we do not receive the required cash, we will have to suspend operations.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three month period ended December 31, 2010 of $996 and a net loss since inception of $28,986.  The Company has used cash from operations of $24,772 since its inception, consisting primarily of professional fees, and has a negative working capital of $28,886 at December 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

QUALITY ALLIANCE GROUP, INC.

Dated: February 22, 2011	By:	/s/ Adam Wimmer
	Name:	Adam Wimmer
	Title:	President, Principal Executive Officer and Principal Financial Officer